Form 10-K
period 1996-12-31
DAYTON HUDSON RECEIVABLES CORP
filed 1997-05-08
CIK 946115

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-26930

                            ------------------------

                     DAYTON HUDSON CREDIT CARD MASTER TRUST

                          (Issuer of the Certificates)

                     DAYTON HUDSON RECEIVABLES CORPORATION

                   (Originator of the Trust Described Herein)
             (Exact name of Registrant as Specified in its Charter)

                  MINNESOTA                                41-1812153
           (State of Incorporation)                 (I.R.S. Employer ID No.)

80 SOUTH EIGHTH STREET, 14TH FLOOR, SUITE 1401
            MINNEAPOLIS, MINNESOTA                           55402
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 612/370-6530

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

             6.10% Class A Asset Backed Certificates, Series 1995-1
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The registrant has no voting stock held by non-affiliates and meets the conditions set forth in General Instruction J (1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 of Regulation S-K is not required.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

                                                       Index to Exhibits: Page 6
                                                                 Total Pages: 21

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Dayton Hudson Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of September 13, 1995 (as amended, modified or supplemented, the "Pooling and Servicing Agreement"), by and among Retailers National Bank, as servicer ("Servicer"), Dayton Hudson Receivables Corporation, as transferor ("Transferor"), and Norwest Bank Minnesota, National Association, as trustee ("Trustee"). The Trust's only business is to act as a passive conduit to permit investments in a pool of Transferor's consumer accounts receivable. The Transferor is a wholly-owned subsidiary of a corporation that is wholly-owned by Dayton Hudson Corporation.

ITEM 2.  PROPERTIES.

    The assets of the Trust (the "Trust Assets") include a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of consumer open-end credit card accounts (the "Accounts"), funds collected or to be collected in respect of the Receivables, monies on deposit in certain accounts of the Trust, any participation interests included in the Trust, funds collected or to be collected with respect to such participation interests and any enhancement with respect to a particular series or class. The Trust Assets are expected to change over the life of the Trust as receivables in consumer open-end credit card accounts and other open-end credit accounts and related assets are included in the Trust and as Receivables in Accounts included in the Trust are charged-off or removed.

    Exhibit 99.2 to this Report sets forth certain information relating to the Trust's fiscal year ended December 31, 1996. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    In September 1995, the Trust issued $400,000,000 of three year 6.10% Class A Certificates to the public (the "Series 1995 Certificates"). In August 1996, the Trust issued Series 1996-1 Class A Variable Funding Certificates in a private transaction (the "Series 1996 Certificates"). The principal amount of the Series 1996 Certificates fluctuates and currently may not exceed $100 million.

    Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 1995 Certificates. The Series 1995 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 1995 Certificates are held by Cede & Co., the nominee of DTC.

    The undivided interests in the Trust, other than those represented by the Series 1995 Certificates and the Series 1996 Certificates, are owned by the Transferor and the Servicer.

ITEM 6.  SELECTED FINANCIAL DATA.

    Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

    Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

           The Transferor is a wholly-owned subsidiary of a corporation that is wholly-owned by Dayton Hudson Corporation. The principal executive office of Dayton Hudson Corporation is 777 Nicollet Mall, Minneapolis, MN 55402.

           At the date hereof, 100% of the Series 1995 Certificates were held in the nominee name of Cede & Co. for beneficial owners. To the Transferor's knowledge, based solely on the fact that Transferor has not received notice of any filings having been made with the Securities and Exchange Commission reporting the acquisition of more than 5% of the Series 1995 Certificates, no person beneficially owned more than 5% of the Series 1995 Certificates. The Series 1996 Certificates are held by an administrative agent on behalf of several beneficial owners and interests in the Series 1996 Certificates are not freely transferable.

           The undivided interests in the Trust, other than that represented by the Series 1995 Certificates and the Series 1996 Certificates, are owned by the Transferor and the Servicer.

    B.  SECURITY OWNERSHIP OF MANAGEMENT.

           Not applicable.

    C.  CHANGES IN CONTROL.

           Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information concerning the compensation paid to Servicer by the Trust contained in Exhibit 99.2 hereto, which is hereby incorporated herein by reference, and other transactions contemplated by the Pooling and Servicing Agreement, the Transferor is not aware of any transactions or series of similar transactions during its fiscal year ended December 31, 1996, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Trust was a party or is proposed to be a party, and in which any person known to the Registrant to own more than 5% of any class of certificates representing undivided interests in the Trust had or has a direct or indirect material interest.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    a.  The following documents are filed as part of this Report.

        3.  EXHIBITS

99.1       Annual Servicer's Certificate for the year ended December 31,
             1996, Series 1995-1.
99.2       Annual Certificateholders' Statement for the year ended
             December 31, 1996, Series 1995-1.
99.3       Report of Independent Accountants.
99.4       Report of Independent Accountants on the Monthly Servicer's
             Certificates.

    b.  Reports on Form 8-K and Form 8 filed with respect to fiscal 1996.

           Each month the Transferor files a Current Report on Form 8-K which includes, as an exhibit, a copy of the Monthly Servicer's Certificate and the Monthly Certificateholders' Statement relating to the preceding monthly period, which certificates are required to be delivered to the Trustee under the terms of the Pooling and Servicing Agreement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAYTON HUDSON RECEIVABLES CORPORATION

Dated: May 8, 1997              By            /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                               Douglas A. Scovanner,
                                                     PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dayton Hudson Receivables Corporation and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ DOUGLAS A. SCOVANNER
------------------------------  President and Director          May 8, 1997
     Douglas A. Scovanner

    /s/ STEPHEN C. KOWALKE      Vice President, Treasurer
------------------------------    and Director (Principal       May 8, 1997
      Stephen C. Kowalke          Financial Officer)

       /s/ JOANN BOGDAN         Vice President, Controller
------------------------------    (Principal Accounting         May 8, 1997
         JoAnn Bogdan             Officer)

     /s/ GERALD L. STORCH
------------------------------  Director                        May 8, 1997
       Gerald L. Storch

                                 EXHIBIT INDEX

                                                                                                           SEQUENTIAL PAGE
EXHIBIT NO.                                            EXHIBIT                                                   NO.
-----------  --------------------------------------------------------------------------------------------  ---------------

      99.1   Annual Servicer's Certificate for the year ended December 31, 1996--Series 1995-1...........             7

      99.2   Annual Certificateholders' Statement for the year ended December 31, 1996-- Series 1995-1...             8

      99.3   Report of Independent Accountants...........................................................            12

      99.4   Report of Independent Accountants on the Monthly Servicer's Certificates....................            14