Form 10-K
period 1998-12-31
DAYTON HUDSON RECEIVABLES CORP
filed 1999-08-18
CIK 946115

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

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

               6.10% Class A Asset Backed Certificates, Series 1995-1 6.25% Class A Asset Backed Certificates, Series 1997-1 5.90% Class A Asset Backed Certificates, Series 1998-1
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

                        DOCUMENTS INCORPORATED BY REFERENCE
                                        None
                                                     Index to Exhibits:  Page 7
                                                               Total Pages:  47

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

          Exhibits 99.2 and 99.3 to this Report set forth certain information relating to the Trust's fiscal year ended December 31, 1998. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          In September 1995, the Trust issued $400,000,000 of three year 6.10% Class A Certificates to the public (the "Series 1995 Certificates"). The Series 1995 Certificates were repaid in full and cancelled in September 1998 and are no longer outstanding. In August 1996, the Trust issued Series 1996-1 Class A Variable Funding Certificates in a private transaction (the "Series 1996 Certificates"). The principal amount of the Series 1996 Certificates fluctuates and currently may not exceed $100 million. In October 1997, the Trust issued $400,000,000 of five year 6.25% Class A Certificates to the public (the "Series 1997 Certificates"). In August 1998, the Trust issued $400,000,000 of five year 5.90% Class A Certificates to the public (the "Series 1998 Certificates").

          Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 1997 Certificates or the Series 1998 Certificates. The Series 1997 Certificates and the Series 1998 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 1997 Certificates and the Series 1998 Certificates are held by Cede & Co., the nominee of DTC.

          The undivided interests in the Trust, other than those represented by the Series 1996 Certificates, the Series 1997 Certificates and the Series 1998 Certificates, are owned by the Transferor and the Servicer.

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

               At the date hereof, 100% of the Series 1997 Certificates and the Series 1998 Certificates were held in the nominee name of Cede & Co. for beneficial owners. To the Transferor's knowledge, based solely on the fact that Transferor has not received notice of any filings having been made with the Securities and Exchange Commission reporting the acquisition of more than 5% of the Series 1997 Certificates or the Series 1998 Certificates, no person beneficially owned more than 5% of the Series 1997 Certificates or the Series 1998 Certificates. The Series 1996 Certificates are held by an administrative agent on behalf of several beneficial owners and interests in the Series 1996 Certificates are not freely transferable.

               The undivided interests in the Trust, other than that represented by the Series 1996 Certificates, the Series 1997 Certificates or the Series 1998 Certificates, are owned by the Transferor and the Servicer.

          b.   SECURITY OWNERSHIP OF MANAGEMENT.
               Not applicable.

          c.   CHANGES IN CONTROL.
               Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except for the information concerning the compensation paid to Servicer by the Trust contained in Exhibits 99.2 and 99.3 hereto, which is hereby incorporated herein by reference, and other transactions contemplated by the Pooling and Servicing Agreement, the Transferor is not aware of any transactions or series of similar transactions during its fiscal year ended December 31, 1998, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Trust was a party or is proposed to be a party, and in which any person known to the Registrant to own more than 5% of any class of certificates representing undivided interests in the Trust had or has a direct or indirect material interest.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          a.   The following documents are filed as part of this Report.

               3.   EXHIBITS

                    99.1 Annual Servicer's Certificate for the year ended
                         December 31, 1998, Series 1995-1, Series 1997-1 and Series 1998-1.

                    99.2 Annual Certificateholders' Statement for the year ended
                         December 31, 1998, Series 1995-1.

                    99.3 Annual Certificateholders' Statement for the year ended
                         December 31, 1998, Series 1997-1.

                    99.4 Annual Certificateholders' Statement for the year ended
                         December 31, 1998, Series 1998-1.

                    99.5 Report of Independent Accountants.

                    99.6 Report of Independent Accountants on the Monthly
                         Servicer's Certificates, Series 1995-1.

                    99.7 Report of Independent Accountants on the Monthly
                         Servicer's Certificates, Series 1997-1.

                    99.8 Report of Independent Accountants on the Monthly
                         Servicer's Certificates, Series 1998-1.

          b.   Reports on Form 8-K and Form 8 filed with respect to fiscal 1998.

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

                         DAYTON HUDSON RECEIVABLES CORPORATION


Dated:  August 17, 1999        By   /s/ Douglas A. Scovanner
                                 -------------------------------------
                                   Douglas A. Scovanner,
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dayton Hudson Receivables Corporation and in the capacities and on the dates indicated.



        SIGNATURE                       TITLE                            DATE
        ---------                       -----                            ----

 /s/ Douglas A. Scovanner
---------------------------
 Douglas A. Scovanner          President and Director               August 17, 1999


 /s/ Stephen C. Kowalke
---------------------------
 Stephen C. Kowalke            Vice President,                      August 17, 1999
                               Treasurer and Director
                               (Principal Financial
                               Officer)


 /s/ JoAnn Bogdan
---------------------------
 JoAnn Bogdan                  Vice President,                      August 17, 1999
                               Controller (Principal
                               Accounting Officer)


 /s/ Gerald L. Storch
---------------------------
 Gerald L. Storch              Director                             August 17, 1999


                                   EXHIBIT INDEX

        EXHIBIT NO.              EXHIBIT              SEQUENTIAL PAGE NO.
       -------------            ---------            ---------------------
            99.1           Annual Servicer's                      8
                           Certificate for the year
                           ended December 31, 1998 -
                           Series 1995-1, Series
                           1997-1 and Series 1998-1

            99.2           Annual                                 9
                           Certificateholders'
                           Statement for the year
                           ended December 31, 1998,
                           Series 1995-1.

            99.3           Annual                                13
                           Certificateholders'
                           Statement for the year
                           ended December 31, 1998 -
                           Series 1997-1

            99.4           Annual                                17
                           Certificateholders'
                           Statement for the year
                           ended December 31, 1998 -
                           Series 1998-1

            99.5           Report of Independent                 21
                           Accountants

            99.6           Report of Independent                 24
                           Accountants on the
                           Monthly Servicer's
                           Certificates, Series
                           1995-1.

            99.7           Report of Independent                 32
                           Accountants on the
                           Monthly Servicer's
                           Certificates, Series
                           1997-1

            99.8           Report of Independent                 40
                           Accountants on the
                           Monthly Servicer's
                           Certificates, Series
                           1998-1

                                      7