Form 10-K
period 2000-01-01
TARGET RECEIVABLES CORP
filed 2000-06-07
CIK 946115

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000

Commission file number 0-26930

TARGET CREDIT CARD MASTER TRUST
(Issuer of the Certificates)

TARGET RECEIVABLES CORPORATION
(Originator of the Trust Described Herein)
(Exact name of Registrant as Specified in its Charter)

Minnesota (State of Incorporation)	41-1812153 (I.R.S. Employer ID No.)
80 South Eighth Street, 14th Floor, Suite 1401 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

Registrant's telephone number, including area code: 612/370-6530

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

6.25% Class A Asset Backed Certificates, Series 1997-1
5.90% Class A Asset Backed Certificates, Series 1998-1
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant has no voting stock held by non-affiliates and meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 of Regulation S-K is not required.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1.  Business.

    Target Credit Card Master Trust (formerly known as Dayton Hudson Credit Card Master Trust, the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of September 13, 1995 (as amended, modified or supplemented, the "Pooling and Servicing Agreement"), by and among Retailers National Bank, as servicer ("Servicer"), Target Receivables Corporation (formerly known as Dayton Hudson Receivables Corporation), as transferor ("Transferor"), and Norwest Bank Minnesota, National Association, as trustee ("Trustee"). The Trust's only business is to act as a passive conduit to permit investments in a pool of Transferor's consumer accounts receivable. The Transferor is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation (formerly known as Dayton Hudson Corporation).

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

    Exhibits 99.2 and 99.3 to this Report set forth certain information relating to the Transferor's fiscal year ended January 1, 2000. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

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

    The Transferor is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation. The principal executive office of Target Corporation is 777 Nicollet Mall, Minneapolis, Minnesota 55402.

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

Item 13.  Certain Relationships and Related Transactions.

    Except for the information concerning the compensation paid to Servicer by the Trust contained in Exhibits 99.2 and 99.3 hereto, which is hereby incorporated herein by reference, and other transactions contemplated by the Pooling and Servicing Agreement, the Transferor is not aware of any transactions or series of similar transactions during its fiscal year ended January 1, 2000, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Trust was a party or is proposed to be a party, and in which any person known to the Registrant to own more than 5% of any class of certificates representing undivided interests in the Trust had or has a direct or indirect material interest.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  a.
  The following documents are filed as part of this Report.
3.	Exhibits
	99.1	Annual Servicer's Certificate for the year ended January 1, 2000, Series 1997-1 and Series 1998-1.
	99.2	Annual Certificateholders' Statement for the year ended January 1, 2000, Series 1997-1.
	99.3	Annual Certificateholders' Statement for the year ended January 1, 2000, Series 1998-1.
	99.4	Report of Independent Accountants.
	99.5	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1997-1.
	99.6	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1998-1.

  b.
  Reports on Form 8-K and Form 8 filed with respect to fiscal 1999.

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

TARGET RECEIVABLES CORPORATION
Dated: June 7, 2000	By	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner	President and Director (Principal Accounting Officer)	June 7, 2000
/s/ STEPHEN C. KOWALKE Stephen C. Kowalke	Vice President, Treasurer and Director (Principal Financial Officer)	June 7, 2000
/s/ GERALD L. STORCH Gerald L. Storch	Director	June 7, 2000

EXHIBIT INDEX

Exhibit No.	Exhibit
99.1	Annual Servicer's Certificate for the year ended January 1, 2000, Series 1997-1 and Series 1998-1
99.2	Annual Certificateholders' Statement for the year ended January 1, 2000, Series 1997-1
99.3	Annual Certificateholders' Statement for the year ended January 1, 2000, Series 1998-1
99.4	Report of Independent Accountants
99.5	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1997-1
99.6	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1998-1

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX