Form 10-K
period 2002-01-05
TARGET RECEIVABLES CORP
filed 2002-04-01
CIK 946115

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2002

Commission file number 0-26930

TARGET CREDIT CARD MASTER TRUST
(Issuer of the Certificates)

TARGET RECEIVABLES CORPORATION
(Originator of the Trust Described Herein)
(Exact name of Registrant as Specified in its Charter)

Minnesota	41-1812153
(State of Incorporation)	(I.R.S. Employer ID No.)
1000 Nicollet Mall, 31st Floor, Suite 3136 Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 612/696-3102
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

6.25% Class A Asset Backed Certificates, Series 1997-1
5.90% Class A Asset Backed Certificates, Series 1998-1
Floating Rate Class A Asset Backed Certificates, Series 2001-1
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant has no voting stock held by non-affiliates and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 of Regulation S-K is not required.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1. Business.

  Target Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of September 13, 1995 (as amended, modified or supplemented, the "Pooling and Servicing Agreement"), by and among Retailers National Bank, as servicer ("Servicer"), Target Receivables Corporation, as transferor ("Transferor"), and Wells Fargo Bank Minnesota, National Association, as trustee ("Trustee"). The Trust's only business is to act as a passive conduit to permit investments in a pool of Transferor's consumer accounts receivable. The Transferor is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation.

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

  Exhibits 99.2, 99.3, and 99.4 to this Report set forth certain information relating to the Transferor's fiscal year ended January 5, 2002. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  In August 1996, the Trust issued Series 1996-1 Class A Variable Funding Certificates in a private transaction (the "Series 1996 Certificates"). The principal amount of the Series 1996 Certificates fluctuates and currently may not exceed $100 million. In October 1997, the Trust issued $400,000,000 of five year 6.25% Class A Certificates to the public (the "Series 1997 Certificates"). In August 1998, the Trust issued $400,000,000 of five year 5.90% Class A Certificates to the public (the "Series 1998 Certificates"). In July 2001, the Trust issued $750,000,000 of seven year floating rate Class A Certificates to the public (the "Series 2001 Certificates").

  Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 1997 Certificates, the Series 1998 Certificates, or the Series 2001 Certificates. The Series 1997 Certificates, the Series 1998 Certificates, and the Series 2001 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 1997 Certificates, the Series 1998 Certificates, and the Series 2001 Certificates are held by Cede & Co., the nominee of DTC.

  The undivided interests in the Trust, other than those represented by the Series 1996 Certificates, the Series 1997 Certificates, the Series 1998 Certificates, and the Series 2001 Certificates, are owned by the Transferor and the Servicer.

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

  Not applicable.

Item 13. Certain Relationships and Related Transactions.

  Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  a.
  The following documents are filed as part of this Report.

  3.
  Exhibits

  99.1
  Annual Servicer's Certificate for the year ended January 5, 2002, Series 1997-1, Series 1998-1, and Series 2001-1.

  99.2
  Annual Certificateholders' Statement for the year ended January 5, 2002, Series 1997-1.

  99.3
  Annual Certificateholders' Statement for the year ended January 5, 2002, Series 1998-1.

  99.4
  Annual Certificateholders' Statement for the year ended January 5, 2002, Series 2001-1.

  99.5
  Report of Independent Accountants.

  99.6
  Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1997-1.

  99.7
  Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1998-1.

  99.8
  Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 2001-1.

  b.
  Reports on Form 8-K and Form 8 filed with respect to fiscal 2001.

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

TARGET RECEIVABLES CORPORATION
Dated:	April 5, 2002	By	/s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas A. Scovanner Douglas A. Scovanner	President and Director (Principal Accounting Officer)	April 5, 2002
/s/ Stephen C. Kowalke Stephen C. Kowalke	Vice President, Treasurer and Director (Principal Financial Officer)	April 5, 2002
/s/ Terrence J. Scully Terrence J. Scully	Vice President and Director	April 5, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit
99.1	Annual Servicer's Certificate for the year ended January 5, 2002, Series 1997-1, Series 1998-1, and Series 2001-1
99.2	Annual Certificateholders' Statement for the year ended January 5, 2002, Series 1997-1
99.3	Annual Certificateholders' Statement for the year ended January 5, 2002, Series 1998-1
99.4	Annual Certificateholders' Statement for the year ended January 5, 2002, Series 2001-1
99.5	Report of Independent Accountants
99.6	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1997-1
99.7	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1998-1
99.8	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 2001-1

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