Form 10-K
period 2003-01-04
TARGET RECEIVABLES CORP
filed 2003-03-20
CIK 946115

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2003

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
Floating Rate Class A Asset Backed Certificates, Series 2002-1
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes      No X

The registrant has no voting stock or non-voting common equity held by non-affiliates and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 of Regulation S-K is not required.

DOCUMENTS INCORPORATED BY REFERENCE

        1. The sections of the Registrant's Registration Statement (Registration No. 333-103371) filed on February 21, 2003 set forth below:

  a.
  "Risk Factors" on pages S-13 through S-20 of the prospectus supplement;

  b.
  "Retailers National Bank's Credit Card Business" on pages S-21 through S-24 of the prospectus supplement; and

  c.
  the prospectus

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

  Exhibits 99.02, 99.03, 99.04, and 99.05 to this Report set forth certain information relating to the Transferor's fiscal year ended January 4, 2003. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  In August 1996, the Trust issued Series 1996-1 Class A Variable Funding Certificates in a private transaction (the "Series 1996 Certificates"). The principal amount of the Series 1996 Certificates fluctuates and currently may not exceed $100 million. In October 1997, the Trust issued $400,000,000 of five year 6.25% Class A Certificates to the public (the "Series 1997 Certificates"). The Series 1997 Certificates were repaid in full and canceled in October 2002 and are no longer outstanding. In August 1998, the Trust issued $400,000,000 of five year 5.90% Class A Certificates to the public (the "Series 1998 Certificates"). In July 2001, the Trust issued $750,000,000 of seven year floating rate Class A Certificates to the public (the "Series 2001 Certificates"). In July 2002, the Trust issued $750,000,000 of five year floating rate Class A Certificates to the public (the "Series 2002-1 Certificates").

  Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 1998 Certificates, the Series 2001 Certificates, or the Series 2002 Certificates. The Series 1998 Certificates, the Series 2001 Certificates, and the Series 2002 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 1998 Certificates, the Series 2001 Certificates, and the Series 2002 Certificates are held by Cede & Co., the nominee of DTC.

  The undivided interests in the Trust, other than those represented by the Series 1996 Certificates, the Series 1998 Certificates, the Series 2001 Certificates, and the Series 2002 Certificates are owned by the Transferor and the Servicer.

Item 6. Selected Financial Data.

  Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable.

Item 8. Financial Statements and Supplementary Data.

  Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

  Not applicable.

Item 11. Executive Compensation.

  Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Not applicable.

Item 13. Certain Relationships and Related Transactions.

  Not applicable.

Item 14. Controls and Procedures.

  Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  a.
  The following documents are filed as part of this Report.

  3.
  Exhibits
99.01	Annual Servicer's Certificate for the year ended January 4, 2003, Series 1997-1, Series 1998-1, Series 2001-1, and Series 2002-1.

99.02	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 1997-1.
99.03	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 1998-1.
99.04	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 2001-1.
99.05	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 2002-1.
99.06	Report of Independent Accountants.
99.07	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1997-1.
99.08	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1998-1.
99.09	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 2001-1.
99.10	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 2002-1.
  b.
  Reports on Form 8-K and Form 8 filed with respect to fiscal 2002.

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

TARGET RECEIVABLES CORPORATION
Dated:	March 20, 2003	By	/s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas A. Scovanner Douglas A. Scovanner	President and Director (Principal Accounting Officer)	March 20, 2003
/s/ Stephen C. Kowalke Stephen C. Kowalke	Vice President, Treasurer and Director (Principal Financial Officer)	March 20, 2003
/s/ Terrence J. Scully Terrence J. Scully	Vice President and Director	March 20, 2003

CERTIFICATION

I, Terrence J. Scully, certify that:

1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Target Receivables Corporation;

2.    Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.    I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated:	March 20, 2003	By	/s/ Terrence J. Scully
Terrence J. Scully,
Vice President and Director

EXHIBIT INDEX

Exhibit No.	Exhibit
99.01	Annual Servicer's Certificate for the year ended January 4, 2003, Series 1997-1, Series 1998-1, Series 2001-1, and Series 2002-1
99.02	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 1997-1
99.03	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 1998-1
99.04	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 2001-1
99.05	Annual Certificateholders' Statement for the year ended January 4, 2003, Series 2002-1
99.06	Report of Independent Accountants
99.07	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1997-1
99.08	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 1998-1
99.09	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 2001-1
99.10	Report of Independent Accountants on the Monthly Certificateholders' Statements, Series 2002-1

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
EXHIBIT INDEX