Form 10-K
period 2004-01-03
TARGET RECEIVABLES CORP
filed 2004-03-22
CIK 946115

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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
  b.  "Retailers National Bank's Credit Card Business" on pages S-21 through S-24 of the prospectus supplement; and
  c.  the prospectus.

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

  Exhibits 99.2, 99.3, and 99.4 to this Report set forth certain information relating to the Transferor's fiscal year ended January 3, 2004. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3.            Legal Proceedings.

  None.

Item 4.            Submission of Matters to a Vote of Security Holders.

  Not applicable.

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters.

  In August 1996, the Trust issued Series 1996-1 Class A Variable Funding Certificates in a private transaction (the "Series 1996 Certificates"). The principal amount of the Series 1996 Certificates fluctuated and did not exceed $100 million. The Series 1996 Certificates were repaid in full and canceled in July 2003. In August 1998, the Trust issued $400,000,000 of five year 5.90% Class A Certificates to the public (the "Series 1998 Certificates"). The Series 1998 Certificates were repaid in full and canceled in July 2003. In August 2001, the Trust issued $750,000,000 of seven year floating rate Class A Certificates to the public (the "Series 2001 Certificates"). In July 2002, the Trust issued $750,000,000 of five year floating rate Class A Certificates to the public (the "Series 2002-1 Certificates").

  Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 2001 Certificates or the Series 2002 Certificates. The Series 2001 Certificates and the Series 2002 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 2001 Certificates and the Series 2002 Certificates are held by Cede & Co., the nominee of DTC.

  The undivided interests in the Trust, other than those represented by the Series 2001 Certificates and the Series 2002 Certificates, are owned by the Transferor and the Servicer.

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

Item 9a.            Control and Procedures.

  Not applicable.

PART III

Item 10.            Directors and Executive Officers of the Registrant.

  Not applicable.

Item 11.            Executive Compensation.

  Not applicable.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  Not applicable.

Item 13.            Certain Relationships and Related Transactions.

  Not applicable.

Item 14.            Principal Accountant Fees and Services.

  Not applicable.

PART IV

Item 15.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  a.
  The following documents are filed as part of this Report.

  3.
  Exhibits

  31.1
  Certification.

  99.1
  Annual Servicer's Certificate for the year ended January 3, 2004, Series 1998-1, Series 2001-1, and Series 2002-1.

  99.2
  Annual Certificateholders' Statement for the year ended January 3, 2004, Series 1998-1.

  99.3
  Annual Certificateholders' Statement for the year ended January 3, 2004, Series 2001-1.

  99.4
  Annual Certificateholders' Statement for the year ended January 3, 2004, Series 2002-1.

  99.5
  Report of Independent Accountants.

  99.6
  Report of Management on Compliance.

  b.
  Reports on Form 8-K and Form 8 filed with respect to fiscal 2003.

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

TARGET RECEIVABLES CORPORATION
Dated: March 22, 2004	By /s/ Douglas A. Scovanner Douglas A. Scovanner, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Scovanner
Douglas A. Scovanner	President and Director (Principal Accounting Officer)	March 22, 2004
/s/ Stephen C. Kowalke
Stephen C. Kowalke	Vice President, Treasurer and Director (Principal Financial Officer)	March 22, 2004
/s/ Terrence J. Scully
Terrence J. Scully	Vice President and Director	March 22, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification
99.1	Annual Servicer's Certificate for the year ended January 3, 2004, Series 1998-1, Series 2001-1, and Series 2002-1
99.2	Annual Certificateholders' Statement for the year ended January 3, 2004, Series 1998-1
99.3	Annual Certificateholders' Statement for the year ended January 3, 2004, Series 2001-1
99.4	Annual Certificateholders' Statement for the year ended January 3, 2004, Series 2002-1
99.5	Report of Independent Accountants
99.6	Report of Management on Compliance

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
  Item 9a. Control and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX