Form 10-K
period 2005-01-01
TARGET RECEIVABLES CORP
filed 2005-03-28
CIK 946115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

Registrant’s telephone number, including area code:  612/696-3102

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Floating Rate Class A Asset Backed Certificates, Series 2001-1

Floating Rate Class A Asset Backed Certificates, Series 2002-1

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes __  No X

The registrant has no voting stock or non-voting common equity held by non-affiliates and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.  Disclosure pursuant to Item 405 of Regulation S-K is not required.

DOCUMENTS INCORPORATED BY REFERENCE

1.  The sections of the Registrant’s Registration Statement (Registration No. 333-103371) filed on February 21, 2003 set forth below:

a.  “Risk Factors” on pages S-13 through S-20 of the prospectus supplement;

b.  “Retailers National Bank’s Credit Card Business” on pages S-21 through S-24 of the prospectus supplement; and

c.  the prospectus.

PART I

Item 1.                                                           Business.

Target Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement dated as of September 13, 1995 (as amended, modified or supplemented, the “Pooling and Servicing Agreement”), by and among Target National Bank (formerly known as Retailers National Bank), as servicer (“Servicer”), Target Receivables Corporation, as transferor (“Transferor”), and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank, National Association), as trustee (“Trustee”).  The Trust’s only business is to act as a passive conduit to permit investments in a pool of the Transferor’s consumer receivables generated by open-end credit card accounts owned by Servicer.  The Transferor is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation.

Item 2.                                                           Properties.

The assets of the Trust (the “Trust Assets”) include a portfolio of receivables (the “Receivables”) generated from time to time in a portfolio of consumer open-end credit card accounts (the “Accounts”), funds collected or to be collected in respect of the Receivables, monies on deposit in certain accounts of the Trust, any participation interests included in the Trust, funds collected or to be collected with respect to such participation interests and any enhancement with respect to a particular series or class.  The Trust Assets are expected to change over the life of the Trust as receivables in consumer open-end credit card accounts and other open-end credit accounts and related assets are included in the Trust and as Receivables in Accounts included in the Trust are charged-off or removed.

Exhibits 99.2 and 99.3 to this Report set forth certain information relating to the Transferor’s fiscal year ended January 1, 2005.  Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3.                                                           Legal Proceedings.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Services.

In August 2001, the Trust issued $750,000,000 of seven year floating rate Class A Certificates to the public (the “Series 2001 Certificates”).  The Series 2001 Certificates were repaid in full and cancelled in July 2004.  In July 2002, the Trust issued $750,000,000 of five year floating rate Class A Certificates to the public (the “Series 2002-1 Certificates”).

Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 2002 Certificates.  The Series 2002 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.  The definitive Series 2002 Certificates are held by Cede & Co., the nominee of DTC.

The undivided interests in the Trust, other than those represented by the Series 2002 Certificates, are owned by the Transferor and the Servicer.

Item 6.                                                           Selected Financial Data.

Not applicable.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 9B.                                                  Other Information.

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

Not applicable.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

a.             The following documents are filed as part of this Report.

3.             Exhibits

31.1                 Certification.

99.1                 Annual Servicer’s Certificate for the year ended January 1, 2005, Series 2001-1 and Series 2002-1.

99.2                 Annual Certificateholders’ Statement for the year ended January 1, 2005, Series 2001-1.

99.3                 Annual Certificateholders’ Statement for the year ended January 1, 2005, Series 2002-1.

99.4                 Report of Independent Accountants.

99.5                 Report of Management on Compliance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET RECEIVABLES CORPORATION

Dated: March 28, 2005	By	/s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Scovanner Douglas A. Scovanner	President and Director (Principal Accounting Officer)	March 28, 2005

/s/ Stephen C. Kowalke Stephen C. Kowalke	Vice President, Treasurer and Director (Principal Financial Officer)	March 28, 2005

/s/ Terrence J. Scully Terrence J. Scully	Vice President and Director	March 28, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification

99.1	Annual Servicer’s Certificate for the year ended January 1, 2005, Series 2001-1, and Series 2002-1

99.2	Annual Certificateholders’ Statement for the year ended January 1, 2005, Series 2001-1

99.3	Annual Certificateholders’ Statement for the year ended January 1, 2005, Series 2002-1

99.4	Report of Independent Accountants

99.5	Report of Management on Compliance