Form 10-K/A
period 2004-01-03
TARGET RECEIVABLES CORP
filed 2005-05-06
CIK 946115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
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

Explanatory Note:

Registrant is filing Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended January 3, 2004 (originally filed with the Securities and Exchange Commission on March 22, 2004).  Amendment No. 1 includes information which was omitted in the original filing under Item 15.  The following data has been amended:

•                  Information Regarding Interest and Principal Distributed (Stated on the Basis of $1,000 Original Principal Amount) for Series 1998-1 [sections (A)(1) and (A)(3) of Exhibit 99.2]

•                  Principal Receivables in the Trust [section (B)(4)(a) of Exhibit 99.2]

•                  Delinquent Balances [section (B)(5) of Exhibit 99.2]

The complete text of Item 15 and the Exhibit Index, including a re-executed certification, is included pursuant to Rule 12b-15 under the Securities Act of 1934, as amended. Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.  Unaffected Items have not been repeated in Amendment No. 1, and no other changes have been made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET RECEIVABLES CORPORATION

Dated: May 6, 2005	By	/s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Scovanner Douglas A. Scovanner	President and Director (Principal Accounting Officer)	May 6, 2005

/s/ Sara J. Ross Sara J. Ross	Vice President, Treasurer and Director (Principal Financial Officer)	May 6, 2005

/s/ Terrence J. Scully Terrence J. Scully	Vice President and Director	May 6, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification

99.1	Annual Servicer’s Certificate for the year ended January 3, 2004, Series 1998-1, Series 2001-1 and Series 2002-1

99.2	Annual Certificateholders’ Statement for the year ended January 3, 2004, Series 1998-1

99.3	Annual Certificateholders’ Statement for the year ended January 3, 2004, Series 2001-1

99.4	Annual Certificateholders’ Statement for the year ended January 3, 2004, Series 2002-1

99.5	Report of Independent Accountants

99.6	Report of Management on Compliance