Form 10-K/A
period 2005-01-01
TARGET RECEIVABLES CORP
filed 2005-05-06
CIK 946115

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

Explanatory Note:

Registrant is filing Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended January 1, 2005 (originally filed with the Securities and Exchange Commission on March 28, 2005).  Amendment No. 1 includes information which was omitted in the original filing under Item 15.  The following data has been amended:

•                    Information Regarding Interest and Principal Distributed (Stated on the Basis of $1,000 Original Principal Amount) for Series 2001-1 [sections (A)(1) and (A)(3) of Exhibit 99.2]

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

Signature	Title	Date

/s/ Douglas A. Scovanner
Douglas A. Scovanner	President and Director (Principal Accounting Officer)	May 6, 2005

/s/ Sara J. Ross
Sara J. Ross	Vice President, Treasurer and Director (Principal Financial Officer)	May 6, 2005

/s/ Terrence J. Scully
Terrence J. Scully	Vice President and Director	May 6, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification

99.1	Annual Servicer’s Certificate for the year ended January 1, 2005, Series 2001-1 and Series 2002-1

99.2	Annual Certificateholders’ Statement for the year ended January 1, 2005, Series 2001-1

99.3	Annual Certificateholders’ Statement for the year ended January 1, 2005, Series 2002-1

99.4	Report of Independent Accountants

99.5	Report of Management on Compliance