Form 10-K
period 2005-12-31
TARGET RECEIVABLES CORP; Target Credit Card Owner Trust 2005-1; Target Credit Card Master Trust
filed 2006-03-31
CIK 946115, 1337185, 1337063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-127864-01

TARGET RECEIVABLES CORPORATION

(Depositor into the Issuing Entity for the Certificates)

TARGET CREDIT CARD MASTER TRUST

(Issuing Entity for the Certificates)

TARGET CREDIT CARD OWNER TRUST 2005-1

(Issuing Entity for the Notes)

(Exact name of registrant as specified in its charter)

Minnesota	41-1812153
(State of Incorporation)	(I.R.S. Employer ID No.)

Target Receivables Corporation
1000 Nicollet Mall, 31st Floor, Suite 3136
Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  612/696-3102

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Floating Rate Class A Asset Backed Notes, Series 2005-1

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

NOT APPLICABLE

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.                (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

The registrant has no voting or non-voting common equity outstanding as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

1. The sections of the registrant’s Post-Effective Amendment to the Registration Statement (Registration No. 333-127864) filed on November 3, 2005 set forth below:

a.             “Risk Factors” on pages S-13 through S-21 of the prospectus supplement;

b.             “Target National Bank’s Credit Card Business” on pages S-22 through S-26 of the prospectus supplement; and

c.             the prospectus.

PART I

Item 1.                    Business.

Target Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement dated as of September 13, 1995 (as amended, modified or supplemented, the “Pooling and Servicing Agreement”), by and among Target National Bank, as servicer (the “Servicer”), Target Receivables Corporation, as transferor (the “Transferor”), and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Trust’s only business is to act as a passive conduit to permit investments in a pool of the Transferor’s consumer receivables generated by open-end credit card accounts owned by the Servicer.

Target Credit Card Owner Trust (the “Owner Trust”) was formed as a statutory trust under the laws of the State of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of November 4, 2005 (as amended, modified or supplemented, the “Trust Agreement”), by and between Target Receivables Corporation, as depositor (the “Depositor”) and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). The Owner Trust’s only business is to act as a passive conduit to permit investments in its assets which are comprised primarily of a collateral certificate representing an interest in the assets of the Trust.

Target Receivables Corporation was formed in Minnesota on May 15, 1995 and is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation. Target Receivables Corporation is the Transferor of the receivables to the Trust, the Depositor of the collateral certificate into the Owner Trust, and the administrator of the Owner Trust.

Item 1A.                 Risk Factors.

Not applicable.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

The assets of the Owner Trust (the “Owner Trust Assets”) include the collateral certificate, representing an interest in the assets of the Trust, and the Note distribution account.

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

Exhibit 99.2 to this Report sets forth certain information relating to the Transferor’s fiscal year ended December 31, 2005. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3.                    Legal Proceedings.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In July 2002, the Trust issued $750,000,000 of five year floating rate Class A Certificates to the public (the “Series 2002-1 Certificates”). In November 2005, the Trust issued a $1,153,846,154 Collateral Certificate (the “Series 2005-1 Collateral Certificate”) which was transferred to the Owner Trust and the Owner Trust issued $900,000,000 of five year floating rate Class A Notes to the public (the “Series 2005-1 Notes”).

Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 2005-1 Notes. The Series 2005-1 Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 2005-1 Notes are held by Cede & Co., the nominee of DTC.

The undivided subordinated interests in the Owner Trust, other than those represented by the Series  2005-1 Notes, are owned by the Transferor and the Servicer.

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

Item 9A.                 Controls and Procedures.

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

3.             Exhibits

31.1    Certification.

99.1    Annual Servicer’s Certificate for the year ended December 31, 2005.

99.2    Annual Collateral Certificateholders’ Statement for the year ended December 31, 2005, Series
2005-1.

99.3    Report of Independent Registered Public Accounting Firm.

99.4    Report of Management on Compliance.

99.5    Annual Statement of Compliance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET RECEIVABLES CORPORATION

Dated: March 31, 2006	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Scovanner
Douglas A. Scovanner	President and Director	March 31, 2006
(Principal Accounting
Officer)

/s/ Sara J. Ross
Sara J. Ross	Vice President, Treasurer	March 31, 2006
and Director (Principal
Financial Officer)

/s/ Terrence J. Scully
Terrence J. Scully	Vice President and Director	March 31, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification

99.1	Annual Servicer’s Certificate for the year ended December 31, 2005.

99.2	Annual Collateral Certificateholders’ Statement for the year ended December 31, 2005, Series 2005-1

99.3	Report of Independent Registered Public Accounting Firm

99.4	Report of Management on Compliance

99.5	Annual Statement of Compliance