Form 10-K
period 2005-12-31
TARGET RECEIVABLES CORP; Target Credit Card Master Trust
filed 2006-03-31
CIK 946115, 1337063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-127864-02

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

Floating Rate Class A Asset Backed Certificates, Series 2002-1

Asset Backed Collateral Certificate, Series 2005-1

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

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

Target Receivables Corporation was formed in Minnesota on May 15, 1995 and is a wholly-owned subsidiary of a corporation that is wholly-owned by Target Corporation. Target Receivables Corporation is the Transferor of the receivables to the Trust, the Depositor of the collateral certificate into the Target Credit Card Owner Trust 2005-1 (the “Owner Trust”), and the administrator of the Owner Trust.

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

Exhibits 99.2 and 99.3 to this Report set forth certain information relating to the Transferor’s fiscal year ended December 31, 2005. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

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

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In July 2002, the Trust issued $750,000,000 of five year floating rate Class A Certificates to the public (the “Series 2002-1 Certificates”). In November 2005, the Trust issued a $1,153,846,154 Collateral Certificate (the “Series 2005-1 Collateral Certificate”) and Target Receivables Corporation transferred the Collateral Certificate to the Owner Trust.

Although they trade in the over-the-counter market to a limited extent, there is currently no established public trading market for the Series 2002-1 Certificates. The Series 2002-1 Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Series 2002-1 Certificates are held by Cede & Co., the nominee of DTC.

The undivided interests in the Trust, other than those represented by the Series  2002-1 Certificates and the Series 2005-1 Collateral Certificate, are owned by the Transferor and the Servicer.

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

3.                                      Exhibits

31.1                           Certification.

99.1                           Annual Servicer’s Certificate for the year ended December 31, 2005.

99.2                           Annual Certificateholders’ Statement for the year ended December 31, 2005, Series 2002-1.

99.3                           Annual Collateral Certificateholders’ Statement for the year ended December 31, 2005, Series 2005-1.

99.4                           Report of Independent Registered Public Accounting Firm.

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

Signature	Title	Date

/s/ Douglas A. Scovanner
Douglas A. Scovanner	President and Director (Principal Accounting Officer)	March 31, 2006

/s/ Sara J. Ross
Sara J. Ross	Vice President, Treasurer and Director (Principal Financial Officer)	March 31, 2006

/s/ Terrence J. Scully
Terrence J. Scully	Vice President and Director	March 31, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification

99.1	Annual Servicer’s Certificate for the year ended December 31, 2005

99.2	Annual Certificateholders’ Statement for the year ended December 31, 2005, Series 2002-1

99.3	Annual Collateral Certificateholders’ Statement for the year ended December 31, 2005, Series 2005-1

99.4	Report of Independent Registered Public Accounting Firm

99.5	Report of Management on Compliance