Form 10-K
period 2006-12-30
TARGET RECEIVABLES CORP; Target Credit Card Master Trust
filed 2007-03-21
CIK 946115, 1337063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-127864-02

TARGET CREDIT CARD MASTER TRUST

(Issuing Entity for the Certificates)

(Exact name of registrant as specified in its charter)

TARGET RECEIVABLES CORPORATION

(Depositor into the Issuing Entity for the Certificates)

Minnesota	41-1812153
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

Target Receivables Corporation
1000 Nicollet Mall, 31st Floor, Suite 3136
Minneapolis, Minnesota	55403
(Address of Principal Executive Offices)	(Zip Code)

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

Yes   ☐       No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Exhibits 99.2 and 99.3 to this Report set forth certain information relating to the Transferor’s fiscal year ended December 30, 2006. Such information, which was derived from the monthly settlement statements relating to such period as delivered to the Trustee pursuant to the Pooling and Servicing Agreement, is incorporated herein by reference.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In September 2006, the Trust issued Class A Asset Backed Variable Funding Certificates, Series 2006-1 in a private transaction (the “Series 2006-1 Certificates”). The principal amount of the Series 2006-1 Certificates fluctuates and did not exceed $500 million.

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

The undivided interests in the Trust, other than those represented by the Series  2002-1 Certificates, the Series 2005-1 Collateral Certificate and the Series 2006-1 Certificates, are owned by the Transferor and the Servicer.

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

Item 13.                                                    Certain Relationships and Related Transactions.

Not applicable.

Item 14.                                                    Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a.	The following documents are filed as part of this Report.

	3.	Exhibits

		31.1	Certification.

		99.1	Annual Servicer’s Certificate for the year ended December 30, 2006.

		99.2	Annual Certificateholders’ Statement for the year ended December 30, 2006, Series 2002-1.

		99.3	Annual Collateral Certificateholders’ Statement for the year ended December 30, 2006, Series 2005-1.

		99.4	Report of Independent Registered Public Accounting Firm.

		99.5	Report of Management on Compliance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET RECEIVABLES CORPORATION

Dated: March 21, 2007	By: /s/ Douglas A. Scovanner
Douglas A. Scovanner,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target Receivables Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Scovanner
Douglas A. Scovanner	President and Director	March 21, 2007
(Principal Accounting
Officer)

/s/ Corey.L. Haaland
Corey L. Haaland	Vice President, Treasurer and Director (Principal Financial Officer)	March 21, 2007

/s/ Terrence J. Scully
Terrence J. Scully	Vice President and Director	March 21, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification

99.1	Annual Servicer’s Certificate for the year ended December 30, 2006

99.2	Annual Certificateholders’ Statement for the year ended December 30, 2006, Series 2002-1

99.3	Annual Collateral Certificateholders’ Statement for the year ended December 30, 2006, Series 2005-1

99.4	Report of Independent Registered Public Accounting Firm

99.5	Report of Management on Compliance